Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-4 L P
filed 1995-08-11
CIK 769502

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-14253

                ENEX OIL & GAS INCOME PROGRAM II - 4, L.P.
     (Exact name of small business issuer as specified in its Charter)

                         Texas                      76-0098591
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)


                       Issuer's telephone number:
                             (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes x      No



                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 4, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                      $         984
  Accounts receivable - oil & gas sales                            11,645
  Other current assets                                                325

Total current assets                                               12,954

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         4,592,582
  Less  accumulated depreciation and depletion                  4,390,719

Property, net                                                     201,863


TOTAL                                                       $     214,817

LIABILITIES AND PARTNERS'   (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $       2,268
   Current portion of note payable to general partner              42,861
   Payable to general partner                                      41,421

Total current liabilities                                          86,550

NOTE PAYABLE TO GENERAL PARTNER                                   172,425

PARTNERS' (DEFICIT):
   Limited partners                                               (25,243)
   General partner                                                (18,915)

Total partners' (deficit)                                         (44,158)

TOTAL                                                       $     214,817





See accompanying notes to financial statements.

                                    I-1

ENEX OIL & GAS INCOME PROGRAM II - 4, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                     QUARTER ENDED            SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               1995          1994          1995          1994

REVENUES:
  Oil and gas sales     $    18,253   $    22,633   $    32,325   $    33,799

EXPENSES:
  Depreciation and depletion  4,508         5,688         8,179         9,220
  Lease operating expenses    4,667         5,769        10,960        15,822
  Production taxes              840         1,356         1,649         2,053
  General and administrative  3,852         4,700         7,740        10,872

Total expenses               13,867        17,513        28,528        37,967

INCOME (LOSS) FROM OPERATIONS 4,386         5,120         3,797        (4,168)

OTHER EXPENSE:
 Interest expense to gen ptr (5,220)       (4,603)      (10,359)       (8,870)





NET INCOME (LOSS)       $      (834)  $       517   $    (6,562)  $   (13,038)
























See accompanying notes to financial statements.

                                        I-2
ENEX OIL AND GAS INCOME PROGRAM II - 4, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        SIX MONTHS ENDED

                                                    JUNE 30,       JUNE 30,
                                                      1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $    (6,562)   $   (13,038)

Adjustments to reconcile net loss to net cash
   provided by operating activities:
  Depreciation and depletion                            8,179          9,220
(Increase) decrease in:
  Accounts receivable - oil & gas sales                (3,377)         5,801
Increase (decrease) in:
   Accounts payable                                    (4,360)        (4,624)
   Payable to general partner                           7,505         13,677

Total adjustments                                       7,947         24,074

Net cash provided by operating activities               1,385         11,036

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development cost       (72)           181

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction in note payable to general partner         (641)       (11,130)

NET INCREASE IN CASH                                      672             87

CASH AT BEGINNING OF YEAR                                 312            642

CASH AT END OF PERIOD                             $       984    $       729

Cash paid during the period for interest          $    10,359    $     8,870












See accompanying notes to financial statements.

                                   I-3


ENEX OIL & GAS INCOME PROGRAM II - 4, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $1,500 and $9,397 were made on the note payable to the general partner during the second quarter of 1995 and 1994, respectively. Weighted average principal outstanding was $215,079 and $235,147 for the second quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.73% during the second quarter of 1995 and 7.85% during the second quarter of 1994.




Item 2. Management's Discussion and Analysis or Plan of Operation.

Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $22,633 in 1994 to $18,253 in 1995. This represents a decrease of $4,380 (19%). Oil sales increased by $1,157 or 11%. A 3% increase in oil production increased sales by $312, while an 8% increase in average oil prices increased sales by an additional $845. Gas sales decreased by $5,537 or 45%. A 34% decrease in average gas prices reduced sales by $3,626, while a 15% decrease in gas production reduced sales by an additional $1,911. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the receipt of revenues from the Hanson acquisition, which were produced in 1994, partially offset by natural production declines. The decrease in gas production was primarily the result of natural production declines.

Lease operating expenses in the second quarter decreased from $5,769 in 1994 to $4,667 in 1995. The decrease of $1,102 (19%) is primarily due to the changes in production noted above.

Depreciation and depletion expense decreased from $5,688 in the second quarter of 1994 to $4,508 in the second quarter of 1995. This represents a decrease of $1,180 (21%). A 13% decrease in the depletion rate reduced depreciation and depletion expense by $697, while the changes in production, noted above reduced depreciation and depletion expense by an additional $483. The decrease in the depletion rate resulted from an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses in the second quarter decreased from $4,700 in 1994 to $3,852 in 1995. This decrease of $848 (18%) is primarily due to less staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months decreased from $33,799 in 1994 to $32,325 in 1995. This represents a decrease of $1,474 (4%). Oil sales increased by $4,730 or 33%. A 17% increase in oil production increased sales by $2,485, while a 13% increase in average oil prices increased sales by an additional $2,245. Gas sales decreased by $6,204 or 32%. A 30% decrease in average gas prices reduced sales by $5,636, while a 3% decrease in gas production reduced sales by an additional $568. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the receipt of revenues from the Hanson acquisition which were produced in 1994 and the shut-in of oil production from the Hanson acquisition to perform a workover which was successfully completed in the first quarter of 1994. The decrease in gas production was primarily the result of natural production declines.

Lease operating expenses for the first six months decreased from $15,822 in 1994 to $10,960 in 1995. The decrease of $4,862 (31%) is primarily due to gas compression charges incurred by the Company in the first quarter of 1994 which related to 1993 production from the East Seven Sisters acquisition. Such 1993 charges were fully paid in the first quarter of 1994.

Depreciation and depletion expense decreased from $9,220 in the first six months of 1994 to $8,179 in the first six months of 1995. This represents a decreases $1,041 (11%). A 15% decrease in the depletion rate reduced depreciation and depletion expense by $1,446. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate resulted from an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $10,872 in 1994 to $7,740 in 1995. This decrease of $3,132 (29%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION


        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                   PROGRAM II - 4, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                            PROGRAM II - 4, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer