Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM II-4 L P
filed 1995-11-13
CIK 769502

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash ........................................................     $     2,668
  Accounts receivable - oil & gas sales .......................          11,152
  Other current assets ........................................             325
                                                                    -----------

Total current assets ..........................................          14,145
                                                                    -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities .......       4,592,581
  Less  accumulated depreciation and depletion ................       4,395,347
                                                                    -----------

Property, net .................................................         197,234
                                                                    -----------


TOTAL .........................................................     $   211,379
                                                                    ===========

LIABILITIES AND PARTNERS'(DEFICIT)

CURRENT LIABILITIES:
   Accounts payable ...........................................     $     1,641
   Current portion of note payable to general partner .........           8,416
   Payable to general partner .................................          45,873
                                                                    -----------

Total current liabilities .....................................          55,930
                                                                    -----------

NOTE PAYABLE TO GENERAL PARTNER ...............................         203,938
                                                                    -----------

PARTNERS' (DEFICIT):
   Limited partners ...........................................         (29,574)
   General partner ............................................         (18,915)
                                                                    -----------

Total partners' (deficit) .....................................         (48,489)
                                                                    -----------

TOTAL .........................................................     $   211,379
                                                                    ===========





See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 4, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------


(UNAUDITED)                                   QUARTER ENDED                NINE MONTHS ENDED
                                       ---------------------------  -----------------------------

                                       September 30,  September 30,  September 30,  September 30,
                                           1995           1994           1995           1994
                                       ------------- -------------  --------------  -------------

REVENUES:
  Oil and gas sales .................      $ 18,476       $ 16,801       $ 50,801       $ 50,600
                                           --------       --------       --------       --------

EXPENSES:
  Depreciation and depletion ........         4,628          4,271         12,807         13,491
  Lease operating expenses ..........         6,885          4,876         17,845         20,698
  Production taxes ..................         1,131            976          2,780          3,029
  General and administrative ........         5,095          3,900         12,835         14,772
                                           --------       --------       --------       --------

Total expenses ......................        17,739         14,023         46,267         51,990
                                           --------       --------       --------       --------

INCOME (LOSS) FROM OPERATIONS .......           737          2,778          4,534         (1,390)
                                           --------       --------       --------       --------

OTHER EXPENSE:
  Interest expense to general partner        (5,068)        (4,668)       (15,427)       (13,538)
                                           --------       --------       --------       --------

NET INCOME (LOSS) ...................      $ (4,331)      $    517       $(10,893)      $(13,038)
                                           =========      =========      =========      =========



See accompanying notes to financial statements.
-------------------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM II - 4, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                      ----------------------------

                                                      September 30,  September 30,
                                                          1995           1994
                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................      $(10,893)      $(14,928)
                                                          ---------      ---------

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and depletion .......................        12,807         13,491
(Increase) decrease in:
  Accounts receivable - oil & gas sales ............        (2,884)         7,302
  Other current assets .............................          --              (81)
Increase (decrease) in:
   Accounts payable ................................        (4,987)        (3,824)
   Payable to general partner ......................        11,957         31,114
                                                          ---------      ---------

Total adjustments ..................................        16,893         48,002
                                                          ---------      ---------

Net cash provided by operating activities ..........         6,000         33,074
                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs           (71)           616
                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Reduction in note payable to general partner ...        (3,573)       (34,000)
                                                          ---------      ---------

NET INCREASE (DECREASE) IN CASH ....................         2,356           (310)

CASH AT BEGINNING OF YEAR ..........................           312            642
                                                          ---------      ---------

CASH AT END OF PERIOD ..............................      $  2,668       $    332
                                                          =========      =========

Cash paid during the period for interest ...........      $ 15,427       $ 13,538
                                                          =========      =========




See accompanying notes to financial statements.
----------------------------------------------------------------------------------

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

2. Principal payments of $1,510 and $9,332 were made on the note payable to the general partner during the third quarter of 1995 and 1994, respectively. Weighted average principal outstanding was $212,146 and $224,570 for the third quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.56% during the third quarter of 1995 and 8.31% during the third quarter of 1994.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter increased from $16,801 in 1994 to $18,476 in 1995. This represents an increase of $1,675 (10%). Oil sales decreased by $232 or 3%. A 4% decrease in average oil prices reduced sales by $403. This decrease was partially offset by a 2% increase in oil production. Gas sales decreased by $1,907 or 24%. A 6% increase in average gas prices increased sales by $555, while a 17% increase in gas production increased sales by an additional $1,352. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the shut-in of production from the Steamboat acquisition in 1994 to perform a workover. The increase in gas production was primarily the result of higher production from the East Seven Sisters and Comite acquisitions which were both shut-in during the third quarter of 1994 to perform workovers.

Lease operating expenses in the third quarter increased from $4,876 in 1994 to $6,885 in 1995. The increase of $2,009 (41%) is primarily due to higher gas compression charges incurred on the East Seven Sisters and Comite acquisitions in the third quarter of 1995 as a result of the increase in gas production, noted above.

Depreciation and depletion expense increased from $4,271 in the third quarter of 1994 to $4,628 in the third quarter of 1995. This represents an increase of $357 (8%). The changes in production, noted above, increased depreciation and depletion by $478. This increase was partially offset by a 3% decrease in the depletion rate. The decrease in the depletion rate primarily resulted from an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses in the third quarter increased to $5,095 in 1995 from $3,900 in 1994. This increase of $1,195 was primarily due to more staff time being required to manage the Company's operations in 1995.


First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months increased from $50,600 in 1994 to $50,801 in 1995. This represents an increase of $201 (1%). Oil sales increased by $4,498 or 19%. A 12% increase in oil production increased sales by $2,733 while a 7% increase in average oil prices increased sales by an additional $1,765. Gas sales decreased by $4,297 or 16%. A 19% decrease in average gas prices reduced sales by $5,229. This decrease was partially offset by a 4% increase in gas production. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the receipt of revenues from the Hanson acquisition which were produced in 1994 and the shut-in of oil production, in 1994, from the Hanson acquisition to perform a workover which was successfully completed in the first quarter of 1994. The increase in gas production was primarily the result of higher production from the East Seven Sisters and Comite acquisitions which were both shut- in during the 1994 to perform workovers.

Lease operating expenses for the first nine months decreased from $20,698 in 1994 to $17,845 in 1995. The decrease of $2,853 (14%) is primarily due to higher gas compression charges on the East Seven Sisters acquisition paid by the Company in the first quarter of 1994. Such 1993 charges were fully paid in the first quarter of 1994. This increase was partially offset by higher gas compression charges incurred on the East Seven Sisters and Comite acquisitions in 1995 as a result of the increase in gas production, noted above.

Depreciation and depletion expense decreased from $13,491 in the first nine months of 1994 to $12,807 in the first nine months of 1995. This represents a decrease $684 (5%). An 11% decrease in the depletion rate reduced depreciation and depletion expense by $1,591. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate resulted from an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $14,772 in 1994 to $12,835 in 1995. This decrease of $1,937 (13%) is primarily due to less staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995 and 1996. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

Due to the failure of oil and gas prices to return to their levels of the early 1980's, the depletion of the Company's oil and gas reserves, the magnitude of the amounts owed by the Company, the Company's inability to distribute cash to their Limited Partners for more than five years, and the ongoing costs of operating, the General Partner has determined that Partnership operations are unlikely to be profitable for the foreseeable future. As a result the General Partner is evaluating the Company and intends to present to the Limited Partners a proposal to liquidate and dissolve the partnership.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      ENEX OIL & GAS INCOME
                                                        PROGRAM II - 4, L.P.
                                                        --------------------
                                                            (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                           General Partner



                                                     By: /s/ R. E. Densford
                                                        -------------------
                                                             R. E. Densford
                                                   Vice President, Secretary
                                                 Treasurer and Chief Financial
                                                             Officer




November 11, 1995                                     By: /s/ James A. Klein
                                                         -------------------
                                                              James A. Klein
                                                          Controller and Chief
                                                           Accounting Officer